Form 10-Q
period 2017-06-30
Still Sound Acquisition Corp
filed 2017-08-01
CIK 1693686

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2017

                OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

       For the transition period from        to

       Commission file number           000-55740

                     STILL SOUND ACQUISITION CORPORATION
           (Exact name of registrant as specified in its charter)

            Delaware                             81-4664596
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


     Class                                 Outstanding at
                                           July 28, 2017

Common Stock, par value $0.0001               20,000,000

Documents incorporated by reference:            None

__________________________________________________________________________

                    CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets as of June 30, 2017 (unaudited)
and December 31, 2016                                               2

Condensed Statements of Operations for the Three Months and Six
Months Ended June 30, 2017 (unaudited)                              3

Condensed Statement of Cash Flows for the Six Months
Ended June 30, 2017 (unaudited)                                     4

Notes to Condensed Financial Statements (unaudited)                 5-8

______________________________________________________________________

                STILL SOUND ACQUISITION CORPORATION
                     CONDENSED BALANCE SHEETS

           ASSETS
                                             June 30,        December 31,
                                               2017              2016
                                            ------------     ------------
                                            (Unaudited)
   Current assets
     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $       500	      $     1,000
                                            ------------      ------------
           Total liabilities                       500	            1,000
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       June 30, 2017 and December 31,
       2016, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at June 30, 2017
       and December 31, 2016, respectively        2,000             2,000

       Additional paid-in capital                1,851		     312
       Accumulated deficit                      (4,351)           (3,312)
                                            ------------      ------------
          Total stockholders' deficit             (500)           (1,000)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
                                            ============      ============

The accompanying notes are an integral part of these unaudited condensed financial statements.

______________________________________________________________________

                     STILL SOUND ACQUISITION CORPORATION
                     CONDENSED STATEMENTS OF OPERATIONS
				 (UNAUDITED)
        	     			    For the three months    For the six months
					    ended June 30, 2017     ended June 30, 2017
                                            -------------------     -------------------
    Revenue                                 $             -          $          -
    Cost of revenues                                      -                     -
                                             -----------------      -------------------
    Gross profit                                          -                     -
                                             -----------------      -------------------
    Operating expenses                                  250                   1,039
                                             -----------------      -------------------
    Operating loss                                     (250)                 (1,039)
                                             -----------------      -------------------
    Loss before income taxes                           (250)                 (1,039)
    Income tax expense                                    -                     -
                                             -----------------      ------------------
    Net loss                                 $         (250)        $        (1,039)
                                             =================      ==================
    Loss per share - basic and diluted       $        (0.00)        $        (0.00)
                                             =================      ==================
    Weighted average shares -                      20,000,000            20,000,000
         basic and diluted                   =================      ==================


   The accompanying notes are an integral part of these unaudited condensed financial statements.

                                       3
______________________________________________________________________

                         STILL SOUND ACQUISITION CORPORATION
                         CONDENSED STATEMENT OF CASH FLOWS
                                    (UNAUDITED)

        	     			                 For the six months
							 ended June 30, 2017
                                                         -------------------
OPERATING ACTIVITIES

   Net loss                                               $       (1,039)
     Expenses paid by stockholder and contributed
            as capital                                             1,539

   Changes in Operating Assets and Liabilities:
     Increase in accrued liability                                   500
                                                          ----------------
       Net cash provided by (used in) operating activities            -
                                                          ----------------
   Net increase in cash                                               -
   Cash, beginning of period                                          -
                                                           ----------------

   Cash, end of period                                     $          -
                                                           ===============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                                         $           -
                                                           ===============
     Interest                                              $           -
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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the three months ended June 30, 2017 are not necessarily indicative of the results to be expected for the year ending December 31, 2017.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of June 30, 2017 and December 31, 2016, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of June 30, 2017 and December 31, 2016, respectively.

______________________________________________________________________

                 STILL SOUND ACQUISITION CORPORATION
            Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2017 and December 31, 2016, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of June 30, 2017 and December 31, 2016, there are no outstanding dilutive securities.

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

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,039 during the six months ended June 30, 2017. The Company had a working capital deficit of $500 and an accumulated deficit of $4,351 as of June 30, 2017 and a working capital deficit of $1,000 and an accumulated deficit of $3,312 as of December 31, 2016. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of June 30, 2017 and December 31, 2016, the Company had accrued professional fees and other general and administrative expenses of $500 and $1,000, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On December 7, 2016, the Company issued 20,000,000 founders common stock to two directors and officers at par for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of June 30, 2017, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.

NOTE 5 - SUBSEQUENT EVENT

Management has evaluated subsequent events through July 31, 2017, the date which the financial statements were available to be issued. All subsequent events requiring recognition have been incorporated into these financial statements and there are no subsequent events that require disclosure in accordance with FASB ASC Topic 855, "Subsequent Events."
                                  7

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

     As of June 30, 2017 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company had sustained net loss of $1,039 and an accumulated deficit of $4,351 for the the six months ended and as of June 30, 2017, respectively.

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

Dated:   July 31, 2017