Form 10-Q
period 2018-03-31
Anutra Corp
filed 2018-05-22
CIK 1693686

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

OR

☐     Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ___________

Commission file number 000-55740

ANUTRA CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	81-4625032
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

248 Hatteras Avenue

Clermont, FL 34711

(Address of principal executive offices) (zip code)

321-221-0233

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.

☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Common Stock, par value $0.0001 - 25,973,400 shares as of May 21, 2018

ANUTRA CORPORATION

ANUTRA CORPORATION

(FORMERLY STILL SOUND ACQUISITION CORPORATION)

CONDENSED BALANCE SHEETS

As of March 31, 2018 (Unaudited) and December 31, 2017

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS

Current assets
Cash	$-	$-

Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

Current liabilities
Accrued liabilities	$1,000	$1,000

Total liabilities	1,000	1,000

Stockholders’ (deficit)
Preferred stock, $0.0001 par value, 20,000,000 shares authorized; none outstanding	-	-
Common stock, $0.0001 par value, 100,000,000 shares authorized; 6,500,000 and 20,000,000 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	650	2,000
Additional paid-in capital	3,795	1,851
Accumulated deficit	(5,445)	(4,851)
Total stockholders’ (deficit)	(1,000)	(1,000)

Total liabilities and stockholders’ (deficit)	$-	$-

The accompanying notes are an integral part of these condensed financial statements.

ANUTRA CORPORATION

(FORMERLY STILL SOUND ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF OPERATIONS

for the three months ended March 31, 2018 and 2017

(Unaudited)

	March 31, 2018	March 31, 2017
Revenue	$-	$-
Cost of revenues	-	-

Gross profit	-	-

Operating expenses	594	789

Loss before income taxes	(594)	(789)

Income taxes	-	-
Net loss	$(594)	$(789)

Loss per share – basic and diluted	$0.00	$0.00

Weighted average shares – basic and diluted	17,450,000	20,000,000

The accompanying notes are an integral part of these condensed financial statements.

ANUTRA CORPORATION

(FORMERLY STILL SOUND ACQUISITION CORPORATION)

CONDENSED STATEMENTS OF CASH FLOWS

for the three months ended March 31, 2018 and 2017

(Unaudited)

	March 31, 2018	March 31, 2017

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(594)	$(789)

Expenses paid by stockholders and contributed as capital	594	789

Net cash provided by operating activities	-	-

Net cash provided by investing activities	-	-

Net cash provided by financing activities	-	-

Net increase (decrease) in cash	-	-

Cash, beginning of period	-	-

Cash, end of period	$-	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period for:
Income tax	$-	$-
Interest	-	-

The accompanying notes are an integral part of these condensed financial statements.

ANUTRA CORPORATION

(FORMERLY STILL SOUND ACQUISITION CORPORATION)

Notes to the Unaudited Condensed Financial Statements

March 31, 2018 and 2017

NOTE 1 - NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Anutra Corporation, formerly Still Sound Acquisition Corporation (the “Company”) was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company changed its name in February 2018 in anticipation of a change in control. Effective May 4th, 2018 the Company entered into a reverse merger agreement (see Note 5 and 6), that is effectively a stock-for-ownership units exchange. The business combination was structured to be within the definition of a tax-free reorganization under Internal Revenue Code Section 351 or Section 368. The Company was originally formed to provide a method for a foreign or domestic private company to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

BASIS OF PRESENTATION

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited condensed financial statements. Such unaudited condensed financial statements and accompanying notes are the representations of the Company’s management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America (“US GAAP”) in all material respects and have been consistently applied in preparing the accompanying financial statements.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with US GAAP were omitted pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”). The results for the three months ended March 31, 2018 are not necessarily indicative of the results to be expected for the ending December 31, 2018.

USE OF ESTIMATES

The preparation of unaudited condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

ANUTRA CORPORATION

(FORMERLY STILL SOUND ACQUISITION CORPORATION)

Notes to the Unaudited Condensed Financial Statements

March 31, 2018 and 2017

INCOME TAXES

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of the net operating loss carry forward prior to expiration. The net operating loss carryforwards and valuation allowances are $594 and $4,851 as of March 31, 2018 and December 31, 2017, respectively. The carryforward periods expire in 2038 and 2037 respectively.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. For the periods ended March 31, 2018 and 2017 there were no outstanding dilutive securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, The FASB issued Accounting Standards Update No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”). The standard is effective for public companies for annual reporting periods beginning after December 31, 2018. Early adoption of the standard is permitted for all entities. This standard will require lessees to recognize right of use assets and lease liabilities arising from leases with terms of more than 12 months. The Company is currently in the process of evaluating the impact of ASU 2016-02 on its condensed financial statements.

ANUTRA CORPORATION

(FORMERLY STILL SOUND ACQUISITION CORPORATION)

Notes to the Unaudited Condensed Financial Statements

March 31, 2018 and 2017

NOTE 2 – GOING CONCERN

The Company has not yet generated any revenue since inception and has sustained operating losses of $594 during the three months ended March 31, 2018. The Company had an accumulated deficit of $2,995 as of March 31, 2018. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its shareholders or other sources, as may be required.

The accompanying unaudited condensed financial statements have been prepared assuming that the Company will continue as a going concern; however, the above conditions raises substantial doubt about the Company’s ability to do so. The unaudited condensed financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

In order to maintain its current level of operations, the Company will require additional working capital from either cash flow from operations or from the sale of its equity. On May 4, 2018, the Company entered into a reverse merger in which it will acquire 100% of the ownership units of Anutra Super Grain LLC, an operating company (“Target”), and the Target will become the surviving company.

NOTE 3 – ACCRUED LIABILITIES

As of March 31, 2018 and December 31, 2017, the Company had accrued professional fees of $1,000.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

On February 27, 2018, the Company entered into a Patent License agreement (the “License”) with its majority shareholder. The License is effective for the duration of the patent in exchange for payments of $1,000,000 per year. Payment can be made in cash or stock. The terms of the License are controlled at the sole discretion of the majority shareholder.

NOTE 5 – STOCKHOLDERS’ DEFICIT

On December 7, 2016, the Company issued 20,000,000 founders common shares to two directors and officers at par for legal services provided to the Company. On March 14, 2018 19,500,000 of those shares were cancelled and retired. On March 15, 2018, 6,000,000 shares were issued to the majority owner of the Target company to effect a change in control in advance of the Acquisition Agreement.

Changes in the components of stockholders’ deficit for the period ended March 31, 2018 are as follows:

	Common	Additional
	Stock	Paid-in Capital
Beginning balances, January 1, 2018	$2,000	$1,851
Expenses paid by stockholders treated as
additional paid-in capital	-	594
Cancellation of 19,500,000 common shares	(1,950)	1,950
Issuance of 6,000,000 common shares	600	(600)
Ending balances, March 31, 2018	$650	$3,795

ANUTRA CORPORATION

(FORMERLY STILL SOUND ACQUISITION CORPORATION)

Notes to the Unaudited Condensed Financial Statements

March 31, 2018 and 2017

NOTE 6 - SUBSEQUENT EVENT

As disclosed above, on May 4, 2018 the Company entered into a reverse merger agreement in which it acquired 100% of the outstanding ownership units of the Target by issuing 19,473,400 common shares to the members of Target. Target produces and sells products made with a new cultivar of grain, marketed as “ANUTRA® Grain”. ANUTRA® Grain products are sold as food and nutritional supplements. The Company is expected to sell additional shares to raise capital to fund its expansion. See Form 8-K filed with the SEC on May 7, 2018 for additional information.

Management has evaluated subsequent events through May 21, 2018, the date which the financial statements were available to be issued. All subsequent events requiring recognition have been incorporated into these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Still Sound Acquisition Corporation was incorporated on December 7, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. On February 19, 2018, the Company filed a Certificate of Amendment to change its name to Anutra Corporation. The Company is a blank check company and qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act which became law in April, 2012.

Since inception the Company’s operations to March 31, 2018 include issuing shares of common stock.

The Company has no operations nor does it currently engage in any business activities generating revenues. The Company’s original principal business objective was to achieve a business combination with a target company.

On May 4, 2018 an Acquisition Agreement was entered into to acquire 100% of the ownership units of Anutra Super Grain LLC (“ASG”). See Form 8-K filed on May 7, 2018 for additional information.

As of March 31, 2018 the Company had not generated revenues and had no income or cash flows from operations since inception. The Company sustained net operating losses of $594 and $789 for the three months ended March 31, 2018 and 2017 respectively; and had accumulated deficits of $5,445 and $4,851 as of March 31, 2018 and December 31, 2017, respectively.

The Company’s previous independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully operate as ASG as described above.

Management will pay all expenses incurred by the Company until a change in control is effected. There is no expectation of repayment for such expenses.

The president of the Company is the managing member of ASG, the target in the business combination that was consummated on May 4, 2018. Form 8-K file on May 7, 2018 is hereby incorporated by reference.

ASG produces and sells products made with a new cultivar of grain, marketed as “ANUTRA® Grain”. ANUTRA® Grain products are sold as food and nutritional supplements. We believe it is the highest and safest natural source of Omega-3’s, antioxidants, fiber, complete protein, and other important phyto-nutrients.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information not required to be file by smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Pursuant to Rules adopted by the Securities and Exchange Commission, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rules. This evaluation was done as of the end of the period covered by this report under the supervision and with the participation of the Company’s principal executive officer (who is also the principal financial officer).

Based upon that evaluation, the principal executive and financial officer believes that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

ITEM 1A. RISK FACTORS

Information not required to be filed by smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended March 31, 2018, the Company issued 6,000,000 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par as follows:

The Company issued the following shares of its common stock:

Date	Name	Number of Shares
March 15, 2018	Angelo S. Morini	6,000,000

The Company cancelled the following shares in preparation for a change in control:

Date	Name	Number of Shares
March 14, 2018	James Cassidy	9,750,000
March 14, 2018	James McKillop	9,750,000

ITEM 3. DEFAULTS UPON SENIOR SECURITIED

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

(a) Form 8-K filed on May 7, 2018 is hereby incorporated by reference.

(b) Item 407 (c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

ITEM 6. EXHIBITS

3.1	Articles of incorporation of Anutra Corporation. Form 8-K filed on February 22, 2018 is hereby incorporated by reference.
31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended
32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANUTRA CORPORATION

By:	/s/ Angelo S. Morini
Chief Executive Officer and Chief Financial Officer

Dated: May 21, 2018