Form 10-Q
period 2018-06-30
Anutra Corp
filed 2018-09-13
CIK 1693686

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of stock, as of the latest practicable date.

Common Stock, par value $0.0001 - 25,973,400 shares as of September 12, 2018.

ANUTRA CORPORATION

 i

Anutra Corporation and Subsidiary

Consolidated Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

Current assets
Cash	$46,608	$94,378
Accounts receivable, net	21,068	15,055
Inventory	145,295	162,347
Prepaid expense	-	80,000
Total current assets	212,971	351,780

Equipment, net	6,247	6,771

Other assets
Security deposits	3,300	3,300

	$222,518	$361,851

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$94,795	$84,608
Accrued expenses	14,414	5,210
Patent license fee payable to a related party	366,802	-
Customer deposits	22,000	15,000
Note payable	50,000	50,000
Total current liabilities	548,011	154,818

Long-term liabilities
Notes payable	111,500	61,500
Notes payable, related parties	40,000	40,000
Total long-term liabilities	151,500	101,500

Total liabilities	699,511	256,318

Stockholders’ equity (deficit)
Common stock, $.0001 par value, 100,000,000 shares authorized, 25,973,400 and 20,000,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	2,597	2,000
Additional paid-in capital	1,254	1,851
Retained earnings (accumulated deficit)	(480,844)	101,682
Total stockholders’ equity (deficit)	(476,993)	105,533

	$222,518	$361,851

The accompanying notes are an integral part of these consolidated financial statements.

Anutra Corporation and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017

Sales revenue	$33,166	$30,335	$74,466	$116,509

Cost of goods sold
Cost of goods	11,309	14,433	31,031	39,071
Freight and shipping	1,850	3,225	8,433	8,568
	13,159	17,658	39,464	47,639

Gross profit	20,007	12,677	35,002	68,870

Sales and marketing expenses	3,881	1,452	17,611	3,882
General and administrative	497,887	21,103	590,405	43,457
Total operating expenses	501,768	22,555	608,016	47,339

Income (loss) from operations	(481,761)	(9,878)	(573,014)	21,531

Other income (expense)
Retained customer deposit	-	48,531	-	48,531
Interest expense	(4,968)	-	(9,512)	-

Net income (loss)	$(486,729)	$38,653	$(582,526)	$70,062

Income (loss) per share - basic and diluted	$(0.03)	$-	$(0.03)	$-

Weighted average shares - basic and diluted	18,911,620	20,000,000	18,184,850	20,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Anutra Corporation and Subsidiary

Consolidated Statement of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional Paid-In	Retained Earnings (Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balance, January 1, 2018	20,000,000	$2,000	$1,851	$101,682	$105,533
Cancellation of common stock shares	(19,500,000)	(1,950)	1,950	-	-
Issuance of common stock shares	6,000,000	600	(600)	-	-
Common stock shares issued to affect reverse merger	19,473,400	1,947	(1,947)	-	-
Net loss	-	-	-	(582,526)	(582,526)

Balance, June 30, 2018	25,973,400	$2,597	$1,254	$(480,844)	$(476,993)

The accompanying notes are an integral part of these consolidated financial statements.

Anutra Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities
Cash received from customers	$75,453	$176,633
Cash paid to suppliers and employees	(173,223)	(136,323)
Net cash provided by (used in) operating activities	(97,770)	40,310

Cash flows from investing activities
Purchase of equipment	-	(650)
Net cash used in investing activities	-	(650)

Cash flows from financing activities
Proceeds from note payable	50,000	-
Distributions to member	-	(52,091)
Net cash provided by (used in) financing activities	50,000	(52,091)

Net decrease in cash and cash equivalents	(47,770)	(12,431)

Cash and cash equivalents, beginning of period	94,378	14,673

Cash and cash equivalents, end of period	$46,608	$2,242

The accompanying notes are an integral part of these consolidated financial statements.

Anutra Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017

Reconciliation of net income (loss) to net cash provided by (used in) operating activities:

Net income (loss)	$(582,526)	$70,062

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	524	442
Amortization of prepaid expense	80,000	-

Changes in operating assets and liabilities:
Accounts receivable	(6,013)	11,592
Inventory	17,052	(40,476)
Accounts payable and accrued expenses	19,391	(1,310)
Patent license fee payable to a related party	366,802	-
Customer deposits	7,000	-

Net cash provided by (used in) operating activities	$(97,770)	$40,310

The accompanying notes are an integral part of these consolidated financial statements.

Anutra Corporation and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

1.	NATURE OF BUSINESS

Anutra Corporation, formerly Still Sound Acquisition Corporation (the “Company”) was incorporated on December 7, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company changed its name in February 2018 in anticipation of a change in control. Effective May 4th, 2018 the Company entered into a reverse merger agreement, that is effectively a stock-for-ownership units exchange.

The Company produces and sells products made with a new cultivar of grain, marketed as ANUTRA® Grain. ANUTRA® Grain products are sold as food and nutritional supplements on the internet and through national health food retailers. ANUTRA® Grain is also sold to major food manufacturers as an ingredient for their products.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited consolidated financial statements. Such unaudited consolidated financial statements and accompanying notes are the representation of the Company’s management, who are responsible for their integrity and objectivity. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results of the full fiscal year.

The consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 8-K/A describing the reverse merger, as filed with the SEC on August 24, 2018.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Anutra Corporation and Anutra Super Grain LLC under the guidelines for consolidated financial statements as required by US GAAP. The guidelines require the elimination of intercompany transactions and balances from the consolidated financial statements.

Use of Estimates

The preparation of consolidated financial statements in conformity US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

Anutra Corporation and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

Accounts Receivables and Revenue Recognition

Accounts receivable are recorded at the principal amount receivable and are shown net of an allowance for uncollectible accounts. In establishing the allowance for uncollectible accounts management evaluates history with customers, their creditworthiness, and business and economic conditions.

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-19, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer; and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update, together with subsequent amendments, was effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018.

The core principal of ASU 2019-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach:

●	Identify the contract(s) with a customer;
●	Identify each performance obligation in the contract;
●	Determine the transaction price;
●	Allocate the transaction price to each performance obligation; and
●	Recognize revenue when or as each performance obligation is satisfied.

The Company’s revenue comes substantially from the sale of manufactured consumable products which are shipped to customers.

Revenue is reported net of discounts which include primarily early pay discounts and customer refunds. These discounts totaled $2,477 and $8,587 for the six months ended June 30, 2018 and 2017, respectively.

The Company adopted ASU 2019-09 using the modified retrospective method and did not have any material change to their revenue resulting from this adoption.

Inventory and Costs of Goods Sold

Inventory consists of purchased grain and the related packaging materials and supplies. Inventory is stated at lower of cost or net realizable value determined on the first-in, first-out basis.

Inventory and packaging costs are recognized in costs of goods sold when the associated revenue is recorded.

Anutra Corporation and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

Equipment

Equipment is carried at cost. Depreciation is provided over the estimated useful lives of the assets on the straight-line method. The estimated useful lives for the different classes of depreciable assets are:

Office Furniture and Equipment	3 – 10 years
Machinery and Equipment	20 – 25 years
Website	5 years

Expenditures for repairs and renovations that extend the useful lives of the equipment are capitalized when the expenditure exceeds $2,500. Expenditures for costs below this amount are charged to expense as incurred.

Customer Deposits

The Company occasionally requests deposits from customers on large orders that will be shipped overseas. These amounts may be refunded based on individual circumstances.

As of June 30, 2018 and December 31, 2017, the Company has recorded a customer deposit liability of $22,000 and $15,000 for a deposit on an order that is expected to be shipped in the fall of 2018.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the statements of operations.

Income Taxes

Under FASB Accounting Standards Codification (“ASC”) 740, “Income Taxes”, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2018 and December 31, 2017, deferred tax assets and valuation allowances were $581,373 and $4,851, respectively. Net operating loss carryforwards are $215,724 and $4,851 as of June 30, 2018 and December 31, 2017, respectively. The carryforward periods expire in 2038 and 2037 respectively.

None of the Company’s Federal or State income tax returns are currently under examination by the taxing authorities. Tax years 2014 and later are subject to tax examination.

The Company has reviewed and evaluated tax positions taken and has determined there are no uncertain tax positions taken that would require recognition of a liability or asset or disclosure in the financial statements.

Anutra Corporation and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

Recently Issued Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The standard was effective for public companies for annual reporting periods beginning after December 15, 2016. In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation Topic (718), Improvements to Nonemployee Share-Based Payment Accounting. ASU 2016-09 was part of the FASB’s Simplification Initiative. The areas for simplification involve several aspects of accounting for share-based payment transactions with employees, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2018-07 extended these provisions to share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for annual reporting periods beginning after December 15, 2018. Early adoption is permitted.

In February 2016, The FASB issued ASU 2016-02, Leases (Topic 842). The standard is effective for public companies for annual reporting periods beginning after December 15, 2018. The standard is effective for nonpublic entities for annual reporting periods beginning after December 15, 2019. Early adoption of the standard is permitted for all entities. This standard will require lessees to recognize right of use assets and lease liabilities arising from leases with terms of more than 12 months.

The Company does not expect that the adoption of these standards will have a material effect on its consolidated financial statements.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	June 30, 2018	December 31, 2017
Accounts receivable	$31,526	$29,018
Allowance for uncollectible accounts	(10,458)	(13,963)
	$21,068	$15,055

4.	INVENTORY

Inventory consists of the following:

	June 30, 2018	December 31, 2017
Raw materials and finished goods	$120,579	$135,864
Packaging materials	24,716	26,483
	$145,295	$162,347

Raw materials and finished goods inventories consist of chia grain and peanut flour. The grain is subject to different processes depending on whether the final product will be sold as whole, ground, or microfine grain.

Anutra Corporation and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

5.	PREPAID EXPENSE

The Company consummated a reverse merger on May 7, 2018. The Company is planning a public stock offering for late 2018. During 2017, they entered into an agreement with a corporate consultant to assist with this process and have paid fees for services related to the reverse merger and public stock offering of $80,000. For the quarters ended June 30, 2018 and March 31, 2018, $55,000 and $25,000, respectively was recognized as an expense and included in General and administrative expenses.

6.	EQUIPMENT

Equipment consists of the following:

	June 30, 2018	December 31, 2017

Office furniture and equipment	$1,575	$745
Machinery and equipment	4,650	4,000
Website	2,545	2,545
	8,770	7,290
Accumulated depreciation	(2,523)	(1,999)
	$6,247	$6,771

7.	NOTES PAYABLE

To pay for the costs of the merger and stock offering, the Company borrowed $40,000 from three board members and $111,500 from 11 individuals in 2017, plus $50,000 from an individual in 2018. The note repayment terms include 10% annualized interest rate in addition to shares of the public company. As the issuance of shares upon the public offering is uncertain and the fair value is undeterminable no value has been recorded for these shares as of June 30, 2018. With the exception of one note for $50,000 which has a specified due date of December 31, 2018, these notes have no specified repayment date. However, they are due from the proceeds of the public offering, if and when it occurs.

8.	COMMITMENTS

Operating Leases

On December 1st, 2016, the Company entered into a one-year, renewable lease for combined warehouse and office space. The lease was renewed in January 2018 for an additional one-year term. The monthly lease payment is $2,247.

The Company rents production equipment from its majority member. The leases have five-year terms and are renewable. The start dates and monthly rents are:

	Lease start date	Monthly rent
Equipment lease #1	January 1, 2016	$150
Equipment lease #2	July 1, 2017	100
Equipment lease #3	November 1, 2017	100

Future minimum annual lease obligations on long term operating leases are:

Twelve months ending
June 30, 2019	$4,200
June 30, 2020	4,200
June 30, 2021	3,300
June 30, 2022	2,400
June 30, 2023	400

Anutra Corporation and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

The Company has an informal agreement for refrigerated storage with an unrelated party.

Rent expense for the six months ended June 30, 2018 and 2017 was $14,085 and $13,572, respectively included under operating expenses and $2,247 and $963, respectively included in cost of goods sold.

Patent License Agreement

On February 27, 2018, the Company entered into a Patent License agreement (the “License”) with its majority shareholder (“Licensor”). The License is effective for the duration of the patent in exchange for payments of $1,000,000 per year. Payment can be made in cash or stock. The terms of the License are controlled at the sole discretion of the Licensor.

Patent license fees for the six months ended June 30, 2018 were $400,000.

9.	RELATED PARTY TRANSACTIONS

The Company leases equipment from the majority shareholder. See disclosure under Commitments (Note 8).

The Company has a Patent Licensing Agreement with its majority shareholder. See disclosure under Commitments (Note 8).

The Company borrowed $40,000 from three board members. See disclosure under Notes Payable (Note 7).

On May 4, 2018, as a result of the reverse merger, the Company issued 14,597,760 shares of common stock, par value of $0.0001 per share, to an officer of the Company, and 2,888,640 shares of common stock to members of its Board of Directors.

10.	CONCENTRATIONS

The majority member holds patents on equipment and processes the Company uses to produce its products. The grain is currently processed by an unrelated company in Iowa.

Revenues for the six months ended June 30, 2018 and 2017 include sales from major customers. The following are sales to these customers:

	2018	2017
Customer A	$30,226	$35,093
Customer B	19,200	17,371
Customer C	-	51,130

Accounts receivable from the same customers were as follows:

	June 30,	December 31,
	2018	2017
Customer A	$9,493	$15,055
Customer B	11,232	-
Customer C	-	-

11.	SUBSEQUENT EVENTS

In preparing these consolidated financial statements the Company has evaluated events and transactions for potential recognition or disclosure through September 12, 2018, the date the consolidated financial statements were available to be issued.

12. GOING CONCERN

The Company has sustained operating losses of $582,526 during the six months ended June 30, 2018 and had an accumulated deficit of $476,993 as of June 30, 2018. These results are due primarily to the cost of taking the Company public and the accrual of the patent license fee. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows from operations and obtain additional capital from the sale of its equity.

The accompanying unaudited consolidated financial statements have been prepared assuming the Company will continue as a going concern. The above conditions raise substantial doubt about the Company’s ability to do so without raising additional capital. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes to our financial statements included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors discussed elsewhere in this report.

Certain information included herein contains statements that may be considered forward-looking statements, such as statements relating to our anticipated revenues, gross margin and operating results, future performance and operations, plans for future expansion, capital spending, sources of liquidity, and financing sources. This forward-looking information involves important risks and uncertainties that could significantly affect anticipated results in the future, and accordingly, such results may differ from those expressed in any forward-looking statements made herein. These risks and uncertainties include those relating to our liquidity requirements, the continued growth of the Company’s industry, the success of our product development, marketing and sales activities, vigorous competition in the Natural Foods Industry, dependence on existing management, leverage and debt service (including sensitivity to fluctuations in interest rates), domestic or global economic conditions, the inherent uncertainty and costs of prolonged arbitration or litigation, and changes in federal or state tax laws or the administration of such laws.

Overview

These numbers are reflective of Anutra Super Grain being a research and development company and investing in taking the company public. As of June 30, 2018, the Company had shareholders’ deficiency of $476,993, and a cash balance of $46,608. During the six months ended June 30, 2018, the Company had a net loss of $582,526.

Results of Operations

During the six months ended June 30, 2018, the Company posted revenues of $74,466, cost of goods sold of $39,464, sales and marketing expenses of $17,611, general and administrative expenses of $590,405, interest expense of $9,512, and net loss of $582,526. The patent license fee of $400,000 is included in general and administrative expenses and is a significant component of the net loss. In contrast, during the six months ended June 30, 2017, the Company posted revenues of $116,509, cost of goods sold of $47,639, sales and marketing expenses of $3,882, general and administrative expenses of $43,457, retained customer deposit of $48,531, and net income of $70,062.

During the three months ended June 30, 2018, the Company posted revenues of $33,166, cost of goods sold of $13,159, sales and marketing expenses of $3,881, general and administrative expenses of $497,887, interest expense of $4,968, and net loss of $486,729. The patent license fee of $400,000 is included in general and administrative expenses and is a significant component of the net loss. In contrast, during the three months ended June 30, 2017, the Company posted revenues of $30,335, cost of goods sold of $17,658, sales and marketing expenses of $1,452, general and administrative expenses of $21,103, retained customer deposit of $48,531, and net income of $38,653.

Liquidity and Capital Resources

As of June 30, 2018, the Company had cash available of $46,608.

The Company borrowed $40,000 from three board members and $111,500 from 11 individuals in 2017, plus $50,000 from an individual in 2018. The note repayment terms include 10% annualized interest rate in addition to shares of the Company. As the issuance of shares upon the public offering is uncertain and the fair value is undeterminable no value has been recorded for these shares as of June 30, 2018. With the exception of one note for $50,000 which has a specified due date of December 31, 2018, these notes have no specified repayment date. However, they are due from the proceeds of the public offering, if and when it occurs.

In addition to revenues generated from sales, the Chief Executive Officer plans to continue to fund the Company’s operations, if needed, during the next 12 months or until the Company can generate an ongoing source of capital sufficient to independently continue growing its operations.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, given the Company’s limited cash on hand, there is substantial doubt that the Company will be able to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through additional sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Discussion of Financial Position at June 30, 2018 compared to December 31, 2017

During the six months ended June 30, 2018, the Company incurred a net loss of $582,526 due to the cost of becoming a public company and the cost of the patent license fee which went into effect February 28, 2018. This has negatively affected the Company’s financial position as reflected on the consolidated balance sheet with a decrease in available cash of $47,770, an increase in accounts payable and accrued expenses of $19,391, an increase in patent license fee payable to a related party of $366,802, and an increase in notes payable of $50,000.

Management expects the negative trend to continue in the short term as it adds marketing focus to larger industrial food production users in conjunction with retail and on-line strategies.

Discussion of Six Months ended June 30, 2018 compared to Six Months ended June 30, 2017

During the six months ended June 30, 2018, the Company posted revenues of $74,466. In contrast, during the six months ended June 30, 2017, the Company posted revenues of $116,509 and a retained customer deposit of $48,531. The decrease in revenues resulted primarily from a product set reorganization, not reduction of demand, of one of the Company’s major customers.

During the six months ended June 30, 2018, the Company posted cost of goods sold of $39,464, sales and marketing expenses of $17,611, general and administrative expenses of $590,405, and interest expense of $9,512. In contrast, during the six months ended June 30, 2017, the Company posted cost of goods sold of $47,639, sales and marketing expenses of $3,882 and general and administrative expenses of $43,457. The increase in expenses was related to the shift from R&D to the commercialization of the Company’s products, the costs of becoming a public company, and the patent license fee.

Net loss for the six months ended June 30, 2018 was $582,526, as compared to net income of $70,062 for the six months ended June 30, 2017. The decrease in net income is attributable to decreased revenues resulting from a product set reorganization, not reduction of demand, of one of the Company’s major customers and increases in operating costs related to the shift in focus towards the commercialization of the Company’s products, the costs of becoming a public company, and the patent license fee.

During the six months ended June 30, 2018, the Company used cash in operating activities of $97,770. During such period, the Company also generated cash from financing activities of $50,000. In contrast, during the six months ended June 30, 2017, the Company generated cash from operating activities of $40,310. During such period, the Company also used cash in investing activities of $650 and in financing activities of $52,091.

Discussion of Three Months ended June 30, 2018 compared to Three Months ended June 30, 2017

During the three months ended June 30, 2018, the Company posted revenues of $33,166. In contrast, during the three months ended June 30, 2017, the Company posted revenues of $30,335 and a retained customer deposit of $48,531.

During the three months ended June 30, 2018, the Company posted cost of goods sold of $13,159, sales and marketing expenses of $3,881, general and administrative expenses of $497,887, and interest expense of $4,968. In contrast, during the three months ended June 30, 2017, the Company posted cost of goods sold of $17,658, sales and marketing expenses of $1,452 and general and administrative expenses of $21,103. The increase in expenses was related to the shift from R&D to the commercialization of the Company’s products, and the costs of becoming a public company, and the patent license fee.

Net loss for the three months ended June 30, 2018 was $486,729, as compared to net income of $38,653 for the three months ended June 30, 2017. The decrease in net income is due to increases in operating costs related to the shift in focus towards the commercialization of the Company’s products, becoming a public company, and the patent license fee.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Equipment Financing

The Company has the following existing equipment financing arrangements:

On January 1, 2016, Anutra Super Grain, LLC (“ASG”) entered into an Equipment Operating Lease Agreement with Angelo Morini (“Mr. Morini”), an officer and member of ASG, pursuant to which ASG leased certain equipment from Mr. Morini described as “Grinder, Shrink Wrap & Label Stamping Machines” in exchange for 60 payments of $150 due on a monthly basis. The agreement shall expire on December 31, 2020 unless terminated prior to the end of the lease term.

On July 1, 2017, ASG entered into an Equipment Operating Lease Agreement with Angelo Morini, an officer and member of ASG (“Mr. Morini”), pursuant to which ASG leased certain equipment from Mr. Morini described as “Auto Labeler” in exchange for 60 payments of $100 due on a monthly basis. The agreement shall expire on June 1, 2022 unless terminated prior to the end of the lease term.

On November 1, 2017, ASG entered into an Equipment Operating Lease Agreement with Angelo Morini, an officer and member of ASG (“Mr. Morini”), pursuant to which ASG leased certain equipment from Mr. Morini described as “All Fill Machine” in exchange for 60 payments of $100 due on a monthly basis. The agreement shall expire on October 1, 2022 unless terminated prior to the end of the lease term.

Source of Revenues

The Company earns revenue from selling its food products.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period ended June 30, 2018, the Company issued 19,473,400 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par to consummate the reverse merger as reported on Form 8-K filed May 7, 2018.

The Company issued the following shares of its common stock:

Date	Name	Number of Shares
May 4, 2018	Angelo S. Morini	14,597,760
May 4, 2018	Minority owners of Anutra Super Grain LLC and others	4,875,640

ITEM 3. DEFAULTS UPON SENIOR SECURITIED

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

(a)	Form 8-K filed on May 7, 2018 is hereby incorporated by reference.
(b)	Form 8-K/A filed on August 24, 2018 is hereby incorporated by reference.

(c) Item 407 (c)(3) of Regulation S-K:

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

Dated: September 12, 2018

