Form 10-Q
period 2018-09-30
Anutra Corp
filed 2018-11-28
CIK 1693686

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 ☒     Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Common Stock, par value $0.0001 - 26,440,370 shares as of November 28, 2018.

ANUTRA CORPORATION

i

Anutra Corporation and Subsidiary

Consolidated Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS

Current assets
Cash	$535,508	$94,378
Accounts receivable, net	2,962	15,055
Inventory	156,786	162,347
Prepaid expense	-	80,000
Total current assets	695,256	351,780

Equipment, net	5,985	6,771

Other assets
Security deposits	3,300	3,300

	$704,541	$361,851

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities
Accounts payable	$168,797	$84,608
Accrued expenses	19,548	5,210
Patent license fee payable to a related party	666,650	-
Customer deposits	22,000	15,000
Note payable	50,000	50,000
Total current liabilities	926,995	154,818

Long-term liabilities
Notes payable	111,500	61,500
Notes payable, related parties	40,000	40,000
Total long-term liabilities	151,500	101,500

Total liabilities	1,078,495	256,318

Stockholders’ equity (deficit)
Common stock, $.0001 par value, 100,000,000 shares authorized, 26,223,400 and 20,000,000 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	2,622	2,000
Additional paid-in capital	501,229	1,851
Retained earnings (accumulated deficit)	(877,805)	101,682
Total stockholders’ equity (deficit)	(373,954)	105,533

	$704,541	$361,851

The accompanying notes are an integral part of these consolidated financial statements.

Anutra Corporation and Subsidiary

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Sales revenue	$11,598	$113,629	$86,064	$230,138

Cost of goods sold
Cost of goods	3,388	41,477	34,419	80,548
Freight and shipping	4,926	3,163	13,359	11,731
	8,314	44,640	47,778	92,279

Gross profit	3,284	68,989	38,286	137,859

Sales and marketing expenses	5,210	7,025	22,821	10,907
General and administrative	389,901	26,685	980,306	70,142
Total operating expenses	395,111	33,710	1,003,127	81,049

Income (loss) from operations	(391,827)	35,279	(964,841)	56,810

Other income (expense)
Retained customer deposit	-	25,901	-	74,432
Interest expense	(5,134)	-	(14,646)	-

Income (loss) before provision for income taxes	(396,961)	61,180	(979,487)	131,242

Provision for income taxes	-	-	-	-

Net income (loss)	$(396,961)	$61,180	$(979,487)	$131,242

Income (loss) per share - basic and diluted	$(0.02)	$0.00	$(0.05)	$0.01

Weighted average shares - basic and diluted	25,981,552	20,000,000	20,812,308	20,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Anutra Corporation and Subsidiary

Consolidated Statement of Stockholders’ Equity (Deficit)

(Unaudited)

				Retained	Total
			Additional	Earnings	Stockholders’
	Common Stock		Paid-In	(Accumulated	Equity
	Shares	Amount	Capital	Deficit)	(Deficit)

Balance, January 1, 2018	20,000,000	$2,000	$1,851	$101,682	$105,533
Cancellation of common stock shares	(19,500,000)	(1,950)	1,950	-	-
Issuance of common stock shares	6,250,000	625	499,375	-	500,000
Common stock shares issued to affect reverse merger	19,473,400	1,947	(1,947)	-	-
Net loss	-	-	-	(979,487)	(979,487)

Balance, September 30, 2018	26,223,400	$2,622	$501,229	$(877,805)	$(373,954)

The accompanying notes are an integral part of these consolidated financial statements.

Anutra Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities
Cash received from customers	$105,157	$231,345
Cash paid to suppliers and employees	(208,893)	(284,796)
Interest paid	(5,134)	-
Net cash used in operating activities	(108,870)	(53,451)

Cash flows from investing activities
Purchase of equipment	-	(650)
Net cash used in investing activities	-	(650)

Cash flows from financing activities
Issuance of common stock shares	500,000	-
Proceeds from note payable	50,000	99,475
Distributions to member	-	(56,894)
Net cash provided by financing activities	550,000	42,581

Net increase (decrease) in cash and cash equivalents	441,130	(11,520)

Cash and cash equivalents, beginning of period	94,378	14,673

Cash and cash equivalents, end of period	$535,508	$3,153

The accompanying notes are an integral part of these consolidated financial statements.

Anutra Corporation and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017

Reconciliation of net income (loss) to net cash used in operating activities:

Net income (loss)	$(979,487)	$131,242

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	786	662
Allowance for doubtful accounts	(6,890)	4,246
Amortization of prepaid expense	80,000	-

Changes in operating assets and liabilities:
Accounts receivable	18,983	(77,471)
Inventory	5,561	(23,805)
Prepaid expense	-	(80,000)
Accounts payable and accrued expenses	98,527	(8,325)
Patent license fee payable to a related party	666,650	-
Customer deposits	7,000	-

Net cash used in operating activities	$(108,870)	$(53,451)

The accompanying notes are an integral part of these consolidated financial statements.

Anutra Corporation and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

1.	NATURE OF BUSINESS

Anutra Corporation, formerly Still Sound Acquisition Corporation (the “Company”) was incorporated on December 7, 2016 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company changed its name in February 2018 in anticipation of a change in control. Effective May 4th, 2018 the Company entered into a reverse merger agreement that is effectively a stock for ownership units exchange.

The Company produces and sells products made with a new cultivar of grain, marketed as ANUTRA® Grain. ANUTRA® Grain products are sold as food and nutritional supplements on the internet and through national health food retailers. ANUTRA® Grain is also sold to major food manufacturers as an ingredient for their products.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The summary of significant accounting policies presented below is designed to assist in understanding the Company’s unaudited consolidated financial statements. Such unaudited consolidated financial statements and accompanying notes are the representation of the Company’s management, who are responsible for their integrity and objectivity. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commissions (“SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all the information and footnotes required by US GAAP for complete financial statements.

The unaudited financial information included in this report includes all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to reflect a fair statement of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results of the full fiscal year.

The consolidated financial statements included in this report should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 8-K/A describing the reverse merger, as filed with the SEC on October 16, 2018.

Consolidation Policy

The accompanying consolidated financial statements include the accounts of Anutra Corporation and Anutra Super Grain LLC under the guidelines for consolidated financial statements as required by US GAAP. The guidelines require the elimination of intercompany transactions and balances from the consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.

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

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-19, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize revenue from the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance addresses, in particular, contracts with more than one performance obligation, as well as the accounting for some costs to obtain or fulfill a contract with a customer, and provides for additional disclosures with respect to revenues and cash flows arising from contracts with customers. With respect to public entities, this update, together with subsequent amendments, was effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company adopted this guidance effective January 1, 2018.

The core principal of ASU 2014-19 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Using this principle, a comprehensive framework was established for determining how much revenue to recognize and when it should be recognized. To be consistent with this core principle, an entity is required to apply the following five-step approach:

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

Revenue is reported net of discounts which include primarily early pay discounts and customer refunds. These discounts totaled $4,927 and $10,048 for the nine months ended September 30, 2018 and 2017, respectively.

The Company adopted ASU 2014-19 using the modified retrospective method and did not have any material change to their revenue resulting from this adoption.

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

As of September 30, 2018 and December 31, 2017, the Company has recorded a customer deposit liability of $22,000 and $15,000, respectively for a deposit on an order that is expected to be shipped in the winter of 2018/19.

Advertising Costs

Advertising costs are expensed as incurred and are included in sales and marketing expenses in the statements of operations.

Income Taxes

Under FASB Accounting Standards Codification (“ASC”) 740, Income Taxes, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, the Company’s deferred tax assets and valuation allowances were $207,000 and $1,200, respectively. The Company’s deferred tax assets consist of net operating loss carryforwards of $833,652 and $4,851 as of September 30, 2018 and December 31, 2017, respectively. The carryforwards begin to expire in 2037.

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

Anutra Corporation and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The standard is effective for public companies for annual reporting periods beginning after December 15, 2018. Early adoption of the standard is permitted for all entities. This standard will require lessees to recognize right of use assets and lease liabilities arising from leases with terms of more than 12 months.

The Company does not expect that the adoption of these standards will have a material effect on its consolidated financial statements.

3.	ACCOUNTS RECEIVABLE

Accounts receivable consist of the following:

	September 30, 2018	December 31, 2017

Accounts receivable	$10,035	$29,018
Allowance for uncollectible accounts	(7,073)	(13,963)
	$2,962	$15,055

4.	INVENTORY

	September 30, 2018	December 31, 2017
Inventory consists of the following:

Raw materials and finished goods	$125,147	$135,864
Packaging materials	31,639	26,483
	$156,786	$162,347

Raw materials and finished goods inventories consist of chia grain and peanut flour. The grain is subject to different processes depending on whether the final product will be sold as whole, ground, or microfine grain.

5.	PREPAID EXPENSE

The Company consummated their reverse merger on May 4, 2018. The Company is planning a public stock offering for late 2018. During 2017, they entered into an agreement with a corporate consultant to assist with this process and have paid fees for services related to the reverse merger and public stock offering of $80,000. This amount was amortized as an expense and included in general and administrative expenses in the first two quarters of 2018. The full amount of $80,000 is included in general and administrative expenses for the nine months ended September 30, 2018.

Anutra Corporation and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

6.	EQUIPMENT

	September 30, 2018	December 31, 2017
Equipment consists of the following:

Office Furniture and Equipment	$1,575	$1,575
Machinery and Equipment	4,650	4,650
Website	2,545	2,545
	8,770	8,770
Accumulated Depreciation	(2,785)	(1,999)
	$5,985	$6,771

7.	NOTES PAYABLE

To pay for the costs of the merger and stock offering, the Company borrowed $40,000 from three board members and $111,500 from 11 individuals in 2017, plus $50,000 from an individual in 2018. The note repayment terms include 10% annualized interest rate in addition to shares of the public company. Subsequent to September 30, 2018 $104,000 of the notes were repaid in total. $24,000 was repaid to a related party and $80,000 was repaid to non-related parties. As the issuance of shares upon the public offering is uncertain and the fair value is undeterminable no value has been recorded for these shares as of September 30, 2018. With the exception of one note for $50,000 which has a specified due date of December 31, 2018, these notes have no specified repayment date. However, they are due from the proceeds of the public offering, if and when it occurs.

8.	COMMITMENTS

Operating Leases

The Company has a one-year, renewable lease for combined warehouse and office space. The lease was last renewed in January 2018 for an additional one-year term. The monthly lease payment is $2,247.

The Company rents production equipment from its majority member. The leases have five-year terms and are renewable. The start dates and monthly rents are:

	Lease start date	Monthly rent
Equipment lease #1	January 1, 2016	$150
Equipment lease #2	July 1, 2017	100
Equipment lease #3	November 1, 2017	100

Future minimum annual lease obligations on long term operating leases are:

Twelve months ending
September 30, 2019	$4,200
September 30, 2020	4,200
September 30, 2021	2,850
September 30, 2022	2,100
September 30, 2023	100
$13,450

Anutra Corporation and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

The Company has an informal agreement for refrigerated storage with an unrelated party.

Rent expense for the nine months ended September 30, 2018 and 2017 was $21,186 and $20,313, respectively and is included under operating expenses except for $3,370 and $1,766 included in cost of goods sold.

Patent License Agreement

On February 27, 2018, the Company entered into a Patent License agreement (the “License”) with its majority shareholder (“Licensor”). The License is effective for the duration of the patent in exchange for payments of $1,000,000 per year. Payment can be made in cash or stock. There is no maturity date. The terms of the License are controlled at the sole discretion of the Licensor. The balance owed at September 30, 2018 is $666,650.

Patent license fees for the nine months ended September 30, 2018 were $700,000.

9.	RELATED PARTY TRANSACTIONS

The Company leases equipment from the majority member. See disclosure under Commitments (Note 8).

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

Revenues for the nine months ended September 30, 2018 and 2017 include sales from major customers. The following are sales to these customers:

	2018	2017
Customer A	$29,011	$53,502
Customer B	19,200	63,771
Customer C	-	51,130

Accounts receivable from the same customers were as follows:

	September 30,	December 31,
	2018	2017
Customer A	$-	$12,486
Customer B	-	46,400
Customer C	-	-

Anutra Corporation and Subsidiary

Notes to the Unaudited Consolidated Financial Statements

11.	SUBSEQUENT EVENTS

In preparing these consolidated financial statements the Company has evaluated events and transactions for potential recognition or disclosure through November 28, 2018, the date the consolidated financial statements were available to be issued.

Subsequent to the date of the financial statements, and prior to issuance, the Company sold 24,250 shares of common stock. Additionally, the Company issued 16,470 shares of common stock in settlement of notes payable and accrued interest thereon; plus 144,000 shares of common stock in settlement of the provision in the note agreements for shares in the Company. The Company also repaid $104,000 of the Notes Payable in total. $24,000 was repaid to related parties and $80,000 was repaid to non-related parties (See Note 7). And the Company issued 32,250 shares of common stock in settlement of trade payables in the amount of $32,600.

12.	GOING CONCERN

The Company has sustained operating losses of $979,487 during the nine months ended September 30, 2018 and had an accumulated deficit of $877,805 as of September 30, 2018. These results are due primarily to the cost of taking the Company public, the accrual of the patent license fee, and the lack of sufficient sales to offset these costs. The Company’s continuation as a going concern is dependent upon its ability to generate sufficient cash flows from operations and obtain additional capital from the sale of its equity.

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

Overview

These numbers are reflective of Anutra Super Grain being an emerging growth company and investing in taking the company public. As of September 30, 2018, the Company had a stockholders’ deficit of $373,954, and a cash balance of $535,508. During the nine months ended September 30, 2018, the Company had a net loss of $979,487.

Results of Operations

During the nine months ended September 30, 2018, the Company posted revenues of $86,064, cost of goods sold of $47,778, sales and marketing expenses of $22,821, general and administrative expenses of $980,306, interest expense of $14,646, and a net loss of $979,487. The patent license fee of $700,000 is included in general and administrative expenses and is a significant component of the net loss. In contrast, during the nine months ended September 30, 2017, the Company posted revenues of $230,138, cost of goods sold of $92,279, sales and marketing expenses of $10,907, general and administrative expenses of $70,142, other income from a retained customer deposit of $74,432, and net income of $131,242.

During the three months ended September 30, 2018, the Company posted revenues of $11,598, cost of goods sold of $8,314, sales and marketing expenses of $5,210, general and administrative expenses of $389,901, interest expense of $5,134, and net loss of $396,961. The patent license fee of $300,000 is included in general and administrative expenses and is a significant component of the net loss. In contrast, during the three months ended September 30, 2017, the Company posted revenues of $113,629, cost of goods sold of $44,640, sales and marketing expenses of $7,025, general and administrative expenses of $26,685, other income from a retained customer deposit of $25,901, and net income of $61,180.

Liquidity and Capital Resources

As of September 30, 2018, the Company had cash available of $535,508.

The Company borrowed $40,000 from three board members and $111,500 from 11 individuals in 2017, plus $50,000 from an individual in 2018. The note repayment terms include 10% annualized interest rate in addition to shares of the Company. As the issuance of shares upon the public offering is uncertain and the fair value is undeterminable no value has been recorded for these shares as of September 30, 2018. With the exception of one note for $50,000 which has a specified due date of December 31, 2018, these notes have no specified repayment date. However, they are due from the proceeds of the public offering, if and when it occurs. Subsequent to September 30, 2018 $104,000 of the notes were repaid in total. $24,000 was repaid to a related party and $80,000 was repaid to non-related parties.

There is no assurance that the Company’s activities will generate sufficient revenues to sustain its operations without additional capital, or if additional capital is needed, that such funds, if available, will be obtainable on terms satisfactory to the Company. Accordingly, there is substantial doubt that the Company will continue as a going concern and be able to implement its business plans and proposed operations unless it obtains additional financing or otherwise is able to generate revenues and profits. The Company may raise additional capital through additional sales of debt or equity, obtain loan financing or develop and consummate other alternative financial plans.

Discussion of Financial Position at September 30, 2018 compared to December 31, 2017

During the nine months ended September 30, 2018, the Company incurred a net loss of $979,487 due to the cost of becoming a public company and the cost of the patent license fee which went into effect February 28, 2018. This has negatively affected the Company’s financial position with an increase in accounts payable and accrued expenses of $98,527, an increase in patent license fee payable to a related party of $666,650, and an increase in notes payable of $50,000. During the three months ended September 30, 2018 the Company sold 250,000 shares in a private sale at $2 per share. The net effect of the operating losses, equity investment, and the increase in notes payable has resulted in an increase in cash of $441,130.

Management expects the negative trends to continue in the short term as it adds marketing focus to larger industrial food production users in conjunction with retail and on-line strategies.

Discussion of Nine Months ended September 30, 2018 compared to Nine Months ended September 30, 2017

During the nine months ended September 30, 2018, the Company posted revenues of $86,064. In contrast, during the nine months ended September 30, 2017, the Company posted revenues of $230,138 and a retained customer deposit of $74,432. The decrease in revenues resulted primarily from a product set reorganization and the loss of one of the Company’s major customers.

During the nine months ended September 30, 2018, the Company posted cost of goods sold of $47,778, sales and marketing expenses of $22,821, general and administrative expenses of $980,306, and interest expense of $14,646. In contrast, during the nine months ended September 30, 2017, the Company posted cost of goods sold of $92,279, sales and marketing expenses of $10,907 and general and administrative expenses of $70,142. The increase in expenses was related to a shift in marketing to larger industrial food production users, the costs of becoming a public company, and the patent license fee.

Net loss for the nine months ended September 30, 2018 was $979,487, as compared to net income of $131,242 for the nine months ended September 30, 2017. The decrease in profitability is attributable to decreased revenues resulting from a product set reorganization, the loss of one of the Company’s major customers, and increases in operating costs related to the shift in marketing to larger industrial food production users, the costs of becoming a public company, and the patent license fee.

During the nine months ended September 30, 2018, the Company used cash in operating activities of $108,870. During such period, the Company also generated cash from financing activities of $550,000. In contrast, during the nine months ended September 30, 2017, the Company used cash in operating activities of $53,451. During such period, the Company also used cash in investing activities of $650 and generated cash in financing activities of $42,581.

Discussion of Three Months ended September 30, 2018 compared to Three Months ended September 30, 2017

During the three months ended September 30, 2018, the Company posted revenues of $11,598. In contrast, during the three months ended September 30, 2017, the Company posted revenues of $113,629 and other income from a retained customer deposit of $25,901.

During the three months ended September 30, 2018, the Company posted cost of goods sold of $8,314, sales and marketing expenses of $5,210, general and administrative expenses of $389,901, and interest expense of $5,134. In contrast, during the three months ended September 30, 2017, the Company posted cost of goods sold of $44,640, sales and marketing expenses of $7,025 and general and administrative expenses of $26,685. The increase in expenses was related to the costs of becoming a public company and the patent license fee.

Net loss for the three months ended September 30, 2018 was $396,961, as compared to net income of $61,180 for the three months ended September 30, 2017. The decrease in profitability is due to increases in operating costs related to becoming a public company and the patent license fee.

Related Party Transactions

On February 28, 2018, the Company entered into a Patent License Agreement with Angelo Morini, its majority shareholder. The License is effective for the duration of the patent in exchange for payments of $1,000,000 per year. Payment can be made in cash or stock. There is no maturity date. The terms of the License are controlled at the sole discretion of the Licensor.

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

On July 1, 2017, ASG entered into an Equipment Operating Lease Agreement with Angelo Morini, an officer and member of ASG (“Mr. Morini”), pursuant to which ASG leased certain equipment from Mr. Morini described as “Auto Labeler” in exchange for 60 payments of $100 due on a monthly basis. The agreement shall expire on June 30, 2022 unless terminated prior to the end of the lease term.

On November 1, 2017, ASG entered into an Equipment Operating Lease Agreement with Angelo Morini, an officer and member of ASG (“Mr. Morini”), pursuant to which ASG leased certain equipment from Mr. Morini described as “All Fill Machine” in exchange for 60 payments of $100 due on a monthly basis. The agreement shall expire on October 31, 2022 unless terminated prior to the end of the lease term.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 15, 2018, the Company issued 6,000,000 shares to effect a change in control prior to engaging in a reverse merger as reported on Form 8-K filed March 15, 2018. On May 4, 2018, the Company issued 19,473,400 common shares pursuant to Section 4(2) of the Securities Act of 1933 at par to consummate the reverse merger as reported on Form 8-K/A filed October 16, 2018. On September 28, 2018 the Company sold 250,000 shares at $2 per share to a private investor.

The Company issued the following shares of its common stock:

Date	Name	Number of Shares
March 15, 2018	Angelo S. Morini	6,000,000
May 4, 2018	Angelo S. Morini	14,597,760
May 4, 2018	Minority owners of Anutra Super Grain LLC and others	4,875,640
September 28, 2018	Joseph Giordano	250,000
Subsequent to September 30, 2018 and prior to issuance of this quarterly report	23 individuals and companies	216,970

ITEM 3. DEFAULTS UPON SENIOR SECURITIED

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

(a)	Form 8-K filed on March 15, 2018 is hereby incorporated by reference

(b)	Form 8-K filed on May 7, 2018 is hereby incorporated by reference.

(c)	Form 8-K/A filed on October 16, 2018 is hereby incorporated by reference.

(d)	Item 407 (c)(3) of Regulation S-K:

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

Dated: November 28, 2018

